Form 10-Q
period 2002-03-31
ENTERRA ENERGY CORP
filed 2002-07-09
CIK 1116377

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              __________________


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-10351


                              ENTERRA ENERGY CORP.
             (Exact name of registrant as specified in its charter)


              Alberta, Canada                                        N/A
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


        2600, 500-4th Avenue S.W.                                  T2P 2V6
        Calgary, Alberta, Canada                                  (Zip Code)
(Address of principal executive offices)


                                  403-263-0262
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            YES [X]          NO [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Preferred Shares, as of the latest practicable date.

As at March 31, 2002 Enterra Energy Corp. (the ""Company ") had 1,294,466 Series 1 Preferred Shares outstanding.


================================================================================

                              ENTERRA ENERGY CORP.


                                     2 0 0 2


                              FIRST QUARTER REPORT


                                    [PHOTO]

HIGHLIGHTS

SOME OF THE HIGHLIGHTS INCLUDE THE FOLLOWING ITEMS IN Q1, 2002 AS COMPARED TO Q1, 2001:

o    INCREASED Q1 PRODUCTION BY 97% FROM 1,232 BOE/DAY TO 2,422 BOE/DAY

o    INCREASED Q1 REVENUE BY 31% FROM $4.3 MILLION TO $5.6 MILLION

o    INCREASED Q1 OPERATING CASH FLOW BY 35% FROM $1.8 MILLION TO $2.4 MILLION

o    INCREASED Q1 EARNINGS BY 422% FROM $0.6 MILLION TO $3.2 MILLION

o    DECREASED Q1 OPERATING COSTS PER BOE BY 36% FROM $12.32 TO $7.88

o    DECREASED Q1 ADMINISTRATIVE EXPENSES PER BOE BY 51% FROM $2.32 TO $1.13

o STRENGTHENED BALANCE SHEET BY REDEEMING PREFERRED SHARES AT A SUBSTANTIAL DISCOUNT, RESULTING IN A GAIN OF $2.9 MILLION


OPERATIONS

Net earnings for the quarter were $3.1 million (a 416% increase over the same period in 2001) or $0.34 on a per share basis (compared to $0.11 per share in
2001). Included in the Q1, 2002 earnings was a one-time gain of $2.9 million as a result of the Company redeeming 83% of its Series 1 preferred shares for $2.3 million. Enterra was able to redeem over 6 million Series 1 preferred shares for approximately $0.37 per share, a 56% discount over their stated redemption value of $0.85 per share. Enterra saved $2.9 million by acting quickly when a unique opportunity presented itself. The Company's balance sheet is now much stronger as a result of this transaction.

Enterra increased its cash flow by 35% in Q1, 2002 to $2.4 million (compared to $1.8 million in Q1, 2001 after excluding last to the settlement of hedges) or $0.27 on a per share basis (compared to $0.33 per share in 2001, again excluding the impact of the gain on settlement of hedges).

As mentioned in the Company's criteria and the best measure of success for Enterra. The Company was able to actually increase operating cash flow in a quarter where prices were, on average, 34% lower than one year ago. We feel this is a tremendous accomplishment. We have managed to reduce our administrative expenses by 51% and our operating costs by 36% while increasing our production by 97%.

Drilling activity in the first quarter resulted in a significant discovery at Gordondale where gas was found in four separate formations. The discovery well is already on production at more than 2 mmcf/day. Enterra has identified 15 or more additional potential drilling locations ranging from 200 meters to 2,450 meters. The area has multi-zone potential with more than 10 different producing formations. Enterra is the operator of the well and holds interests ranging from 30% (including the discovery well) to 100% over 5,600 acres.

                   SUMMARIZED FINANCIAL AND OPERATIONAL DATA
            (in Thousand's except for volumes and per share amounts)

QUARTER ENDED MARCH 31                                            2002          2001        CHANGE
                                                               -----------------------------------
Average production rate during quarter (boe per day)                2,422         1,232        97%
Average production revenue                                     $    5,598    $    4,288     +  31%

Cash flow from operations for the quarter*                     $    2,436    $    1,799     +  35%
Cash flow per share for the quarter*                           $     0.27    $     0.33     -  19%
Cash flow for the quarter, as reported                         $    2,436    $    3,289     -  26%
Cash flow per share, as reported                               $     0.27    $     0.60     -  56%

Net earnings for the quarter, as reported                      $    3,150    $      610     + 416%
Net earnings per share for the quarter, as reported            $     0.34    $     0.11     + 212%
Net earnings for the quarter without gain**                    $      244    $      610     -  60%
Net earnings per share without gain**                          $     0.03    $     0.11     -  76%

Average number of shares outstanding during quarter             9,150,622     5,470,245     +  68%

Average price per bbl of oil during quarter                    $    27.57    $    37.72     -  27%
Average price per mcf of natural gas during quarter            $     3.59    $     8.93     -  60%
Operating costs per boe during quarter                         $     7.88    $    12.37     -  36%
General and administrative expenses per boe during quarter     $     1.13    $     2.32     -  51%

------------
*  Excludes the 2001 $1.5 million one-time gain on settlement of hedges
** Excludes the 2002 $2.9 million one-time gain on redemption of preferred shares


BALANCE SHEET CLASSIFICATION

Readers may notice that the Company's current liability, whereby the same bank debt was a long-term liability at December 31, 2001. Nothing has changed with the nature or the terms of our banking arrangement with our lender. The reclassification of our bank debt from long-term liability to current liability is the result of new accounting rules which came into effect January 1, 2002. These rules specify that all borrowings where, among other things, the lender has a right to demand repayment within 12 months (which is the case with our revolving production facility) are to be classified as current liabilities.


FOR FURTHER INFORMATION CONTACT:

Reg J. Greenslade, President and Chief Executive Officer (403) 213-2507 Luc Chartrand, Chief Financial Officer (403) 213-2502

Additional information can be obtained at the www.enterraenergy.com

CONSOLIDATED BALANCE SHEETS
(Expressed in Canadian Dollars)

                                                               MARCH 31    DECEMBER 31
                                                                 2002          2001
                                                             (UNAUDITED)
---------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash                                                      $    49,966   $    43,364
   Accounts receivable                                         7,101,988     6,296,639
   Prepaid expenses and deposits                                 667,577       583,058
---------------------------------------------------------------------------------------
                                                               7,819,531     6,923,061

DEFERRED FINANCING CHARGES                                       239,000            --
PROPERTY AND EQUIPMENT                                        72,905,530    73,139,497
---------------------------------------------------------------------------------------
                                                             $80,964,061   $80,062,558
=======================================================================================

LIABILITIES
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                  $ 8,821,932   $ 8,989,389
   Income taxes payable                                          121,393       163,103
   Bank indebtedness (note 2)                                 21,143,550    18,408,904
   Note payable (note 5)                                         550,000            --
---------------------------------------------------------------------------------------
                                                              30,636,875    27,561,396
PROVISION FOR FUTURE ABANDONMENT AND SITE RESTORATION COST       731,588       751,088
FUTURE INCOME TAX LIABILITY                                   11,208,101    11,159,101
DEFERRED GAIN                                                    613,378       761,302
SERIES 1 PREFERRED SHARES (NOTE 2)                             1,100,297     6,305,586
---------------------------------------------------------------------------------------
                                                              44,290,239    46,538,473
---------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
SHARE CAPITAL                                                 29,568,263    29,568,263
RETAINED EARNINGS                                              7,105,559     3,955,822
---------------------------------------------------------------------------------------
                                                              36,673,822    33,524,085
---------------------------------------------------------------------------------------
                                                             $80,964,061   $80,062,558
=======================================================================================

Approved on behalf of the Board:



/s/ Reg Greenslade, P. Eng.                /s/ John McGrain
-------------------------------------      -------------------------------------
Reg Greenslade, P.Eng.                     John McGrain
Director                                   Director


See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS
Three Months Ended March 31
(Expressed in Canadian Dollars)
(Unaudited)

                                                            2002         2001
--------------------------------------------------------------------------------
REVENUE
   Oil and gas                                           $5,598,020   $4,288,379

EXPENSES
   Royalties, net of ARTC                                   809,259      707,711
   Production                                             1,717,731    1,370,757
   General and administrative                               246,460      256,728
   Interest on long-term debt                               208,123       40,219
   Depletion, depreciation and future site restoration    2,290,000      948,600
--------------------------------------------------------------------------------
                                                          5,271,573    3,324,015
--------------------------------------------------------------------------------

EARNINGS BEFORE THE FOLLOWING                               326,447      946,364
Gain on redemption of preferred shares                    2,905,290           --
--------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                              3,231,737      964,364
Income taxes
   Current                                                   33,000      114,000
   Future                                                    49,000      240,000
--------------------------------------------------------------------------------
                                                             82,000      354,000

NET EARNINGS                                              3,149,737      610,364
RETAINED EARNINGS, BEGINNING OF YEAR                      3,955,822    2,338,767
--------------------------------------------------------------------------------
RETAINED EARNINGS, END OF PERIOD                         $7,105,559   $2,949,131
================================================================================
EARNINGS PER SHARE:
   Basic                                                 $     0.34   $     0.11
   Diluted                                               $     0.34   $     0.11
================================================================================

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31
(Expressed in Canadian Dollars)
(Unaudited)

                                                                   2002           2001
-----------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN):
OPERATIONS
   Net earnings                                                $ 3,149,737    $   610,364
   Add non-cash items:
      Depletion and depreciation and future site restoration     2,290,000        948,600
      Future income taxes                                           49,000        240,000
      Deferred gain                                                     --      1,680,031
      Amortization of deferred gain                               (147,924)      (189,651)
      Gain on redemption of preferred shares                    (2,905,290)            --
-----------------------------------------------------------------------------------------
   Funds from operations                                         2,435,523      3,289,344
   Net change in non-cash working capital items:
      Accounts receivable                                         (805,349)       701,352
      Prepaid expenses                                             (84,519)       (31,350)
      Accounts payable and accrued liabilities                    (167,457)    (2,520,796)
      Income taxes payable                                         (41,710)       114,000
-----------------------------------------------------------------------------------------
                                                                 1,336,488      1,552,550
-----------------------------------------------------------------------------------------

FINANCING
   Bank indebtedness                                             2,734,646     (1,968,000)
   Deferred financing charges                                     (239,000)            --
   Issue of common shares, net of issue costs                           --      6,269,028
-----------------------------------------------------------------------------------------
                                                               $ 2,495,646    $ 4,301,028
-----------------------------------------------------------------------------------------

INVESTING
   Capital assets additions                                     (2,798,688)    (5,851,065)
   Proceeds on disposal of property and equipment                  731,656             --
   Redemption of preferred shares                               (1,750,000)            --
   Future abandonment and site restoration costs                    (8,500)            --
-----------------------------------------------------------------------------------------
                                                                (3,825,532)    (5,851,065)
-----------------------------------------------------------------------------------------

INCREASE IN CASH                                                     6,602          2,513
CASH, BEGINNING OF YEAR                                             43,364          1,443
-----------------------------------------------------------------------------------------
CASH, END OF PERIOD                                            $    49,966    $     3,956
=========================================================================================

FUNDS FROM OPERATIONS PER SHARE:
   Basic                                                       $      0.27    $      0.60
   Diluted                                                     $      0.27    $      0.60
=========================================================================================

During the three months ended March 31, 2002 the Company paid $208,123 (2001 - $40,219) of interest on bank debt.


See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)


The interim consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles. The interim consolidated financial statements have been prepared following the same accounting policies and methods used in preparing the consolidated financial statements for the fiscal year ended December 31, 2001, except as described below, and should be read in conjunction with those statements. The other disclosures below are incremental to those reflected in the annual statements.

1.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Capital assets

          As disclosed in the December 31, 2001 financial statements, the Company has changed its method of accounting for petroleum and natural gas properties from the "successful efforts" method to the "full cost" method. The full cost method has been adopted retroactively and prior financial statements have been restated. There was no impact of this change on the March 31, 2001 consolidated income statement.

2.   SERIES 1 PREFERRED SHARES:

          On March 26, 2002 the Company purchased 6,123,870 of its Series 1 preferred shares for $2.3 million, resulting in a gain on redemption of $2,905,290. The purchase was paid for with cash of $1,750,000 and a note payable of $550,000. The note payable bears no interest and is due December 31, 2002. As at March 31, 2002 there were 1,294,466 Series 1 preferred shares outstanding. These shares are non-voting. They are transferable. Holders of these shares are not entitled to receive any dividends until the first anniversary of the date of issue. These shares are redeemable at any time by the Company for $0.85 per share. Holders of these shares may require the Company to redeem all or any of these shares, at $0.85 per share, at any time following the first anniversary of the date of issue (August 16, 2001). There is no market for these shares and none is expected to develop.

3.   WARRANTS

          On March 28, 2002 the Company agreed to issue 400,000 share purchase warrants to an length U.S.-based consulting firm in connection with a potential debt financing in the United States. The warrants are to have a two-year term and are subject to different pricing (100,000 warrants at US$2.60, 100,000 at US$3.30 and 200,000 at US$4.00). The
          US$2.60 warrants are to vest upon the execution of a non-binding letter of intent relating to the proposed financing. The US$3.30 and US$4.00 warrants are to vest only on the successful closing and funding of the proposed financing.

4.   STOCK BASED COMPENSATION

          Effective January 1, 2002 the Company prospectively adopted the new recommendations of the CICA with respect to the accounting for stock-based compensation and other stock-based payments. In accordance with the new standard, the Company elected to continue its policy that no compensation is recorded on the grant of employee stock options and consideration paid on the exercise of such options is recorded as share capital. In addition, the new standard requires a fair value based method of accounting for other stock-based payments. Had compensation expense for the stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan after January 1, 2002, the Company's been the same as those reported as there were no stock options issued during the quarter.

5.   BANK INDEBTEDNESS

          Bank indebtedness represents the outstanding balance under a line of credit of $21,500,000 with the Alberta Treasury Branches. Drawings bear interest at 0.25% above the Security is provided by a first charge over all of the Company's demand. While the loan is due on demand, the Company is not subject to scheduled repayments.

          This loan was classified as a long-term liability in the December 31, 2001 financial statements. However, effective for fiscal periods commencing January 1, 2002, the Company adopted the new CICA recommendation regarding Balance Sheet Classification of Callable Debt Obligations and Debt Obligations Expected to be Refinanced. All borrowings where the lender has a right to demand repayment within 12 months are required to be classified as current liabilities. The impact of this change has been to increase current liabilities by the amount of any such borrowings then in place. At March 31, 2002, this change has increased current liabilities by $21,143,550 and reduced long-term debt by a corresponding amount.

          The Company is currently not subject to principal repayments and no payments are required in 2002.

CORPORATE INFORMATION



HEAD OFFICE                                DIRECTORS
2600, 500 - 4th Ave. S.W.                  Walter A. Dawson*
Calgary, AB T2P 2V6                        Reg J. Greenslade
Tel (403) 263-0262                         H.S. (Scobey) Hartley*
Fax (403) 294-1197                         Thomas J. Jacobsen
                                           John P. McGrain*
www.enterraenergy.com
                                           OFFICERS
AUDITORS                                   John P. McGrain
KPMG LLP                                   Chairman
Chartered Accountants
Calgary, AB                                Reg J. Greenslade
                                           President and Chief Executive Officer
SOLICITORS
Donahue & Partners                         Thomas J. Jacobsen
Calgary, AB                                Chief Operating Officer

RESERVOIR ENGINEERS                        Luc Chartrand, C.A.
McDaniel &  Associates Consultants Ltd.    Chief Financial Officer
Calgary, AB
                                           Trevor Spagrud
BANKERS                                    Vice President Operations
Alberta Treasury Branches
Calgary, AB                                Rick McHardy
                                           Corporate Secretary
TRANSFER AGENT
Olympia Trust Company                      *Member, Audit Committee
Calgary, AB

STOCK EXCHANGE LISTINGS
Nasdaq (symbol: EENC)
TSX Venture (symbol: ENT)

ABBREVIATIONS

bopd       barrels of oil per day
mcf/day    thousands of cubic feet per day
boe/day    barrels of oil equivalent per day
           (6 mcf equivalent to 1 bbl)
boe        barrels of oil equivalent
           (6 mcf equivalent to 1 bbl)
mboe       thousands of barrels of oil
           equivalent
mmcf/day   millions of cubic feet per day