Form 10QSB
period 2002-03-31
ENTERRA ENERGY CORP
filed 2002-08-27
CIK 1116377

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

Yes _ X__ No____

There were 9,150,622 shares outstanding of the registrant’s Common Stock without par value as of March 31, 2002.

ENTERRA ENERGY CORP.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENTERRA ENERGY CORP.
Consolidated Balance Sheets
(Expressed in Canadian dollars)
	March 31	December 31
	2002	2001
	(Unaudited)
Assets
Current assets
Cash	$49,966	$43,364
Accounts receivable	7,101,988	6,296,639
Prepaid expenses and deposits	667,577	583,058
	7,819,531	6,923,061

Property and equipment	72,905,530	73,139,497
Deferred financing charges	239,000	-
	$80,964,061	$80,062,558

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$8,821,932	$8,989,389
Income taxes payable	121,393	163,103
Note payable (note 2)	550,000	-
Bank indebtedness (note 5)	21,143,550	18,408,904
	30,636,875	27,561,396

Provision for future abandonment and site restoration costs	731,588	751,088
Future income tax liability	11,208,101	11,159,101
Deferred gain	613,378	761,302
Series 1 preferred shares (note 2)	1,100,297	6,305,586
	44,290,239	46,538,473

Shareholders’ Equity
Share capital	29,568,263	29,568,263
Retained earnings	7,105,559	3,955,822
	36,673,822	33,524,085
	$80,964,061	$80,062,558

Approved on behalf of the Board :

Reg Greenslade	Walter Dawson
Director	Director

See accompanying notes to consolidated financial statements - 3 -
ENTERRA ENERGY CORP.
Consolidated Statements of Earnings and Retained Earnings
Three Months Ended March 31
(Expressed in Canadian dollars)
(Unaudited)
	2002	2001
Revenue
Oil and gas	$5,598,020	$4,288,379

Expenses
Royalties, net of ARTC	809,259	707,711
Production	1,717,731	1,370,757
General and administrative	246,460	256,728
Interest on long-term debt	208,123	40,219
Depletion, depreciation and future site restoration	2,290,000	948,600
	5,271,573	3,324,015
Earnings before the following	326,447	964,364
Gain on redemption of preferred shares	2,905,290	-
Earnings before income taxes	3,231,737	964,364
Income taxes :
Current	33,000	114,000
Future	49,000	240,000
	82,000	354,000
Net earnings	3,149,737	610,364

Retained earnings, beginning of period	3,955,822	2,338,767
Retained earnings, end of period	$7,105,559	$2,949,131

Earnings per share :
Basic	$ 0.34	$ 0.11
Diluted	$ 0.34	$ 0.11

See accompanying notes to consolidated financial statements

ENTERRA ENERGY CORP.
Consolidated Statements of Cash Flows
Three Months Ended March 31
(Unaudited)	2002	2001
Cash provided by (used in) :
Operations
Net earnings	$3,149,737	$610,364
Add non-cash items :
Depletion and depreciation	2,290,000	948,600
Future income taxes	49,000	240,000
Deferred gain	-	1,680,031
Amortization of deferred gain	(147,924)	(189,651)
Gain on redemption of preferred shares	(2,905,290)	-
Funds from operations	2,435,523	3,289,344
Net change in non-cash working capital items :
Accounts receivable	(805,349)	701,352
Prepaid expenses	(323,519)	(31,350)
Accounts payable and accrued liabilities	(167,457)	(2,520,796)
Income taxes payable	(41,710)	114,000
	1,097,488	1,552,550

Financing
Bank indebtedness	2,734,646	(1,968,000)
Deferred financing charges	(239,000)	-
Issue of common shares, net of issue costs	-	6,269,028
	2,495,646	4,301,028

Investing
Capital assets additions	(2,798,688)	(5,851,065)
Proceeds on disposal of property and equipment	731,656	-
Redemption of preferred shares	(1,750,000)	-
Future abandonment and site restoration costs	(8,500)	-
	(3,825,532)	(5,851,065)

Increase in cash	(232,398)	2,513
Cash, beginning of period	43,364	1,443
Cash, end of period	($189,034)	$3,956
Funds from operations per share :
Basic	$0.27	$0.60
Future	$0.27	$0.60

During the three months ended March 31, 2002 the Company paid $208,123 (2001 - $40,219) of interest on bank debt

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

4. Stock based compensation

Effective January 1, 2002 the Company prospectively adopted the new recommendations of the CICA with respect to the accounting for stock-based compensation and other stock-based payments. In accordance with the new standard, the Company elected to continue its policy that no compensation is recorded on the grant of employee stock options and consideration paid on the exercise of such options is recorded as share capital. In addition, the new standard requires a fair value based method of accounting for other stock-based payments. Had compensation expense for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan after January 1, 2002, the Company’s net income and earnings per share would have been the same as those reported as there were no stock options issued during the quarter.

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

SUMMARY CONSOLIDATED FINANCIAL DATA

The following table presents a summary of our consolidated statement of operations derived from our financial statements for the three months ended March 31, 2002 and 2001. The monetary amounts in the table are based on Canadian GAAP. All data presented below should be read in conjunction with the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and accompanying notes included elsewhere in this Form 10-QSB.

Consolidated statements of operations data:

(In thousand’s, except per share data)
	Three Months Ended June 30	Three Months Ended June 30
	2002	2001
	C$	C$
Net revenue	$ 5,598	$ 4,288

Royalties, net of ARTC	809	708
Production expenses	1,718	1,371
General and administrative expenses	246	257
Interest	208	40
Depreciation and depletion	2,290	949
	5,271	3,325
Earnings from operations	$ 327	$ 963
Net earnings for the year	$ 3,150	$ 610
Basic earnings per share	$ 0.34	$ 0.11

The following table indicates a summary of our consolidated balance sheets as of March 31, 2002 and December 31, 2001. The monetary amounts in the table are based on Canadian GAAP.

Consolidated balance sheet data:

(In thousand’s)
	March 31	December 31
	2002	2001
	C$	C$
Cash and short term investments	$ 50	$ 43
Accounts receivable and prepaids	7,770	6,880
Capital assets	72,906	73,139
Total assets	80,964	80,063
Total shareholders’ equity	36,674	33,524

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

	March 31	March 31	December 31
	2002	2001	2001
End of period	0.62708	0.63465	0.62869
Average for the three months ended	0.62738	0.65514	N/A
High during the three months ended	0.63550	0.67140	N/A
Low during the three months ended	0.61750	0.63290	N/A

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

The following discussion is to inform you about our financial conditions, liquidity and capital resources as of March 31, 2002 and December 31, 2001 and the results of operations for the three months ended March 31, 2002 and 2001. The information is expressed in Canadian dollars.

Three Months Ended March 31, 2002 Compared to Three Months Ended June 30, 2001

Financial Condition, Liquidity and Capital Resources

At March 31, 2002 Enterra’s working capital was a deficit of $22.8 million (December 31, 2001 - $2.2 million). Included as part of current liabilities at March 31, 2002 is bank debt of $21.1 million (December 31, 2001 - NIL). The Company’s bank debt now appears on our balance sheet as a current liability. This same bank debt was classified as a long-term liability at December 31, 2001. Nothing has changed with the nature or the terms of our banking arrangement with our lender. The reclassification of our bank debt from long-term liability to current liability is the result of new Canadian accounting rules which came into effect January 1, 2002. These rules specify that all borrowings where, among other things, the lender has a right to demand repayment within 12 months (which is the case with our revolving production facility) are to be classified as current liabilities. We are not subject to principal repayments under our banking arrangement. Other than the in the event of a default or a breach of covenants, our lender has advised us that no principal payments are required in 2002.

Since January 1, 2002 the Canadian GAAP rules mirror the U.S. GAAP rules: the calculation and presentation of working capital is now consistent under both Canadian and U.S. GAAP.

Cash flow from operations for the three months ended March 31, 2002 was $2.4 million (2001 - $3.3 million) for a 26% decrease. The Company received approximately $1.68 million in the first quarter of 2001 upon the settlement of a hedging contract. Without that one-time cash inflow, the 2002 cash flow would have been 35% higher than in 2001.

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

Enterra’s bank debt at March 31, 2002 was $21.1 million (December 31, 2001 - $18.4 million). Our bank debt is used to acquire capital assets and support ongoing operations. At March 31, 2002 Enterra’s bank facility consisted of a line of credit of $21.5 million (December 31, 2001 - $21.5 million) of which $21.1 million was drawn (December 31, 2001 - $18.4 million). Interest on amounts drawn is based on the bank’s prime rate plus 0.25%.

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

In the second quarter of 2002, the Company sold its Grand Forks property for $5.3 million. Proceeds from this sale were used to reduce our bank debt and to repurchase some of the preferred shares. The preferred shares were redeemed in the first quarter of 2002 for $2.3 million, paid for with cash of $1.75 million and a note of $550,000.

The Company has in excess of $45 million in tax pools available at March 31, 2002.

The bank debt to equity ratio at March 31, 2002 was 0.58 to 1 ( December 31, 2001 – 0.55 to 1 ).

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

Capital expenditures for the three months period ended March 31, 2002 were $2.8 million (2001 - $5.9 million). Drilling activity has been minimal in the first quarter of 2002. Most of Enterra’s capital expenditures have been for land , equipment upgrades and workovers.

Proceeds on disposal of oil and gas properties were $731,656 for the three months ended March 31, 2002 (2001 – NIL). These properties sold were non-core minor properties.

On March 26, 2002 the Company purchased 6,123,870 of its Series 1 preferred shares for $2.3 million, resulting in a gain on redemption of $2,905,290. The purchase was paid for with cash of $1,750,000 and a note payable of $550,000. The note payable bears no interest and is due December 31, 2002. As at March 31, 2002 there were 1,294,466 Series 1 preferred shares outstanding.

Results of Operations

Gross revenue for the three months ended March 31, 2002 was $5.6 million (2001 - $4.3 million) for a 31% increase. The impact of the higher 2002 production volumes was mitigated by the lower commodity prices in 2002. Production volumes for the three months ended March 31, 2002 were 2,422 boe/day (2001 – 1,232 boe/day) for a 97% increase. However, prices declined on average by 34% over the same period, reducing the revenue increase to only 31%.

Average oil prices declined by 27% during the first quarter of 2002 and average gas prices declined by 60% compared to the same period in 2001. The Company received an average of $27.57 per barrel for its oil production during the three months ended March 31, 2002, compared with $37.72 in 2001. The Company received an average of $3.59 per mcf for its natural gas production during the three months ended March 31, 2002, compared with $8.93 in 2001. As a result, Enterra’s revenue per boe declined by $13.00 (or 34%) per boe in the first quarter of 2002 compared to 2001.

Royalties for the three months ended March 31, 2002 were $809,259 (2001 - $707,711). As a percentage of oil and gas revenues, royalties were 14% for the three months ended March 31, 2002 (2001 – 17%).

Operating expenses for the three months ended March 31, 2002 were $1.7 million (2001 - $1.4 million) This increase is the result of the increased production in 2002. On a barrel of oil equivalent basis operating costs for the three months ended March 31, 2002 were $7.88 (2001 - $12.37) This 36% decrease is mainly due to the Company’s focus on cost reduction during the first quarter of 2002. By consolidating the operations of Enterra and Big Horn, the Company was able to achieve significant reduction in operating expenses.

General and administrative expenses for the three months ended March 31, 2002 were $246,460 (2001 - $256,728). On a barrel of oil equivalent basis administrative costs were $1.13 for the three months ended March 31, 2002 (2001 - $2.32). The 51% decrease is a direct result of the synergies from the Big Horn merger.

Interest expense for the three months ended March 31, 2002 was $208,123 (2001 - $ 40,219). The increase in interest expense is due to higher debt levels in 2002.

Depletion and depreciation for the three months ended March 31, 2002 was $2.3 million (2001 - $948,600). The increase reflects the higher cost base in our capital assets in 2002.

Current and future income tax expense for the three months ended March 31, 2002 were $33,000 and $49,000 respectively (2001 – $114,000 and $240,000). The higher level of income taxes in 2001 is due to the gain on settlement of hedges (which occurred in the first quarter of 2001, thereby increasing the income of Enterra for tax purposes) and to the fact that there were fewer tax pools available to Enterra in 2001. The future income tax expenses are calculated based on the timing of deductions for accounting purposes and tax on petroleum and gas assets.

The Company’s earnings were $3.1 million for the three months ended March 31, 2002 (2001 - $610,364) for an increase of 416%. This large increase was caused by a $2.9 million gain on redemption of preferred shares, which occurred in the first quarter of 2002. Enterra redeemed 6,123,870 of its Series 1 preferred shares with a face redemption price of $5,205,290 for $2.3 million, resulting in a gain of $2,905,290. Without this gain, earnings for the three months ended March 31, 2002 would have been $244,447, a decrease of 60% over 2001. The lower earnings in 2002 are due to lower prices and higher depletion charges.

Earnings per share for the three months ended March 31, 2002 were $0.34 (2001 - $0.11). The weighted average number of shares outstanding for the three months ended March 31, 2002 was 9,150,622 (2001 – 5,470,245). Without the $2.9 million gain on redemption of preferred shares the earnings per share for the three months ended March 31, 2002 would have been $0.03.

The Company had 9,150,622 common shares outstanding at March 31, 2002 (December 31, 2001 - 9,150,622)

Stock based compensation

Effective January 1, 2002 the Company prospectively adopted the new recommendations of the CICA with respect to the accounting for stock-based compensation and other stock-based payments. In accordance with the new standard, the Company elected to continue its policy that no compensation is recorded on the grant of employee stock options and consideration paid on the exercise of such options is recorded as share capital. In addition, the new standard requires a fair value based method of accounting for other stock-based payments. Had compensation expense for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan after January 1, 2002, the Company’s net income and earnings per share would have been the same as those reported as there were no stock options issued during the quarter.

Factors That May Affect Future Results

This report contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical or anticipated results, including the following:

We have a working capital deficiency at March 31, 2002; our Credit facilities can be called at any time.

At March 31, 2002, we had a working capital deficiency of $22.8 million, which means our current liabilities exceeded our current assets by that amount. Our credit facilities are all on a demand basis and could be called for repayment at any time.

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

Date: August 26, 2002 Enterra Energy Corp.

/s/ Luc Chartrand

__________________________________

Luc Chartrand

Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)