Form 10KSB/A
period 2002-12-31
ENTERRA ENERGY CORP
filed 2003-04-10
CIK 1116377

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(AMENDMENT NO. 1)

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

Explanatory Note

Enterra Energy Corp. has amended the exhibit index and exhibits to provide for exhibits 31.1 and 31.2 regarding the certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

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

2.2	Letter Agreement dated August 12, 1999 pursuant to which the Registrant acquired all of the issued and outstanding shares of 759795 Alberta Ltd.
2.3	Notice of Intention to File a Normal Course Issuer Bid.
3.1	Certificate of Amalgamation and attached Articles of Amalgamation of the Registrant dated and filed June 30, 1998.
3.2	By-laws of the Registrant.
4.1	Form of Warrant Trust Indenture between the Registrant and Montreal Trust Company of Canada providing for the issuance of the Warrants.
4.2	Form of Warrant Agreement between the Registrant and the Representatives providing for the issuance of the Underwriters' Warrants.
10.1	Credit Facility Letter Agreement between the Alberta Treasury Branches and the Registrant as Borrower dated April 19, 2000.
10.2	Promissory Notes dated June 5, 2000 granted by Westlinks to each of Glenn Russell, Patrick Williams Advisors, William J. Gordica, F. Jack Wright, Lawrence W. Underwood and Sapphire Capital Inc.
10.3	Purchase and Sale Agreement dated April 6, 2000 between Sabre Exploration Ltd. and the Registrant.
10.4	Purchase and Sale Agreement dated October 1, 2000 between the Registrant and Compton Petroleum Corporation.
10.5	Consulting Agreement dated October 13, 2000 between Westlinks Resources Ltd. and Wells Gray Resort & Resources Ltd.
- 1 -
10.6	Arrangement Agreement among Westlinks Resources Ltd. and 3779041Canada Ltd. and Big Horn Resources Ltd.
10.7	Information Circular and Proxy Statement for the Plan of Arrangement between Big Horn Resources Ltd. and Westlinks Resources Ltd.
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On October 18, 2002 a Form 8-K was filed concerning the filing of a letter to shareholders.

-  2 -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enterra Energy Corp.

By:	Luc Chartrand

Name: Luc Chartrand

Title: Chief Financial Officer

April 10, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
Walter Dawson	Director	April 10, 2003
Reg J. Greenslade	Director, President and Chief Executive Officer	April 10, 2003
H.S. (Scobey) Hartley	Director	April 10, 2003
Doug Paul	Director	April 10, 2003
Norman G. Wallace	Director	April 10, 2003
Thomas J. Jacobsen	Director, Chief Operating Officer	April 10, 2003
Luc Chartrand	Chief Financial Officer	April 10, 2003

-  3 -