Form 10QSB
period 2003-03-31
ENTERRA ENERGY CORP
filed 2003-05-15
CIK 1116377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes _ X__ No____

There were 9,183,325 shares outstanding of the registrant’s Common Stock without par value as of March 31, 2003.

ENTERRA ENERGY CORP.

ENTERRA ENERGY CORP.
Consolidated Balance Sheets
(Expressed in Canadian dollars)
	March 31	December 31
	2003	2002
	(Unaudited)
Assets
Current assets
Cash	$1,008	$108,017
Accounts receivable	19,908,660	7,314,050
Prepaid expenses and deposits	435,484	656,685
	20,345,152	8,078,752

Capital assets	81,253,808	94,354,313
Deferred financing charges (note 5)	118,941	284,040
	$101,717,901	$102,717,105

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$12,341,858	$20,661,005
Income taxes payable	179,571	155,424
Bank indebtedness (note 2)	24,742,500	24,436,640
Current portion of long-term debt	805,738	808,917
	38,069,667	46,061,986

Provision for future abandonment and site restoration costs	1,050,457	934,857
Future income tax liability	15,046,101	12,070,101
Long term debt	3,917,220	4,112,681
Deferred gain	157,646	237,463
Series 1 preferred shares (note 1)	599,364	636,690
	58,840,455	64,053,778

Shareholders’ Equity
Share capital (note 4)	29,693,075	29,665,075
Contributed surplus (note 4)	65,029	65,029
Retained earnings	13,119,342	8,933,223
	42,877,446	38,663,327

Hedging Contracts (note 7)

	$101,717,901	$102,717,105

Approved on behalf of the Board :

Reg Greenslade	Walter Dawson
Director	Director

See accompanying notes to consolidated financial statements

ENTERRA ENERGY CORP.
Consolidated Statements of Earnings and Retained Earnings
Three Months Ended March 31
(Expressed in Canadian dollars)
(Unaudited)
	Three Months March 31 2003	Three Months March 31 2002
Revenue
Oil and gas	$22,002,371	$5,598,020

Expenses
Royalties, net of ARTC	4,934,892	809,259
Production	3,009,329	1,717,731
General and administrative	722,575	246,460
Amortization of deferred financing charges	239,735
Interest on long-term debt	493,721	208,123
Depletion, depreciation and site restoration	5,410,000	2,290,000
	14,810,252	5,271,573
Earnings before the following	7,192,119	326,447
Gain on redemption of preferred shares		2,905,290
Earnings before income taxes	7,192,119	3,231,737
Income taxes :
Current	30,000	33,000
Future	2,976,000	49,000
	3,006,000	82,000
Net earnings	4,186,119	3,149,737

Retained earnings, beginning of period	8,933,223	3,955,822

Retained earnings, end of period	$13,119,342	$7,105,559

Earnings per share :
Basic	$ 0.46	$0.34
Diluted	$ 0.42	$0.34

See accompanying notes to consolidated financial statements

ENTERRA ENERGY CORP.
Consolidated Statements of Cash Flows
Three Months Ended March 31
(Expressed in Canadian dollars)
(Unaudited)	Three Months March 31 2003	Three Months March 31 2002
Cash provided by (used in) :
Operations
Net earnings	$4,186,119	$3,149,737
Add non-cash items :
Depletion, depreciation and site restoration	5,410,000	2,290,000
Future income taxes	2,976,000	49,000
Amortization of deferred financing charges	239,735	-
Amortization of deferred gain	(79,817)	(147,924)
Gain on redemption of preferred shares	-	(2,905,290)
Funds from operations	12,732,037	2,435,523
Net change in non-cash working capital items :
Accounts receivable	(12,594,610)	(805,349)
Prepaid expenses and deposits	221,201	(84,519)
Accounts payable and accrued liabilities	(8,319,147)	(167,457)
Income taxes payable	24,147	(41,710)
	(7,936,372)	1,336,488

Financing
Bank indebtedness	305,860	2,734,646
Long-term debt	(198,640)
Deferred financing charges	(74,636)	(239,000)
Issue of common shares, net of issue costs	28,000	-
Redemption of preferred shares	(37,326)	(1,750,000)
	23,258	745,646

Investing
Capital assets	(7,178,059)	(2,798,688)
Proceeds on disposal of capital assets	14,986,564	731,656
Future abandonment and site restoration costs	(2,400)	(8,500)
	7,806,105	(2,075,532)

Increase (decrease) in cash	(107,009)	6,602
Cash, beginning of period	108,017	43,364
Cash, end of period	$1,008	$49,966

During the three months ended March 31, 2003 the Company paid $391,269 (2002 -$208,123) of interest on bank debt. There were no income taxes paid in the three months ended March 31, 2003 and 2002.

See accompanying notes to consolidated financial statements

Enterra energy corp.

Notes to Consolidated Financial Statements

For the Three Months ended March 31, 2003 and 2002

(Unaudited)

The interim consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles. The interim consolidated financial statements have been prepared following the same accounting policies and methods used in preparing the consolidated financial statements for the fiscal year ended December 31, 2002, and should be read in conjunction with those statements. The other disclosures below are incremental to those reflected in the annual statements.

1. Series 1 preferred shares

As at March 31, 2003 there were 705,135 (2002 – 1,294,466) Series 1 preferred shares outstanding. These shares are non-voting. They are transferable. Holders of these shares are not entitled to receive any dividends until the first anniversary of the date of issue. These shares are redeemable at any time by the Company for $0.85 per share. Holders of these shares may require the Company to redeem all or any of these shares, at $0.85 per share, at any time following the first anniversary of the date of issue (August 16, 2001). There is no market for these shares and none is expected to develop. A dividend of $11,980 was paid on the preferred shares in the quarter ended March 31, 2003. This amount is included in interest expense as the preferred shares are classified as debt as they are redeemable at the option of the holder.

2. Bank indebtedness

Bank indebtedness represents the outstanding balance under a line of credit of $26,700,000 with the Alberta Treasury Branches. Drawings bear interest at 0.25% above the bank’s prime lending rate. Security is provided by a first charge over all of the Company’s assets. The balance is repayable on demand. While the loan is due on demand, the Company is not subject to scheduled repayments.

3. Long-Term Debt

Assets secured with long-term debt are tangible oil and gas equipment with a cost of $5,217,500. These assets are subject to depletion.

Description	Principal Outstanding	Less Current Portion	Net March 31, 2003	Net December 31, 2002

Capital lease bearing interest at 8.605%, repayable monthly at $88,802 plus applicable taxes. The lease term is for 60 months, due October 1, 2007, with a purchase option of $1,000,000.	$ 4,581,155	$ 695,602	$ 3,885,553	$ 4,069,139
6
Capital lease bearing interest at 12.15%, repayable monthly at $4,448 plus applicable taxes. The lease term is 24 months due December 19, 2004 with a purchase option of $100.	79,167	47,500	31,667	43,542
Note payable bearing interest at 8%, repayable monthly at $7,190. The lease term is 15 months due December 20, 2003.	62,636	62,636	-	-
	$ 4,722,958	$ 805,738	$ 3,917,220	$ 4,112,681

4. Share Capital

(a) Issued:

	Number of common shares	Amount

Balance, December 31, 2002	9,176,325	$ 29,665,075
Issued on exercise of options	7,000	28,000

Balance, March 31, 2003	9,183,325	$ 29,693,075

(b) Options:

	Number of Options	Weighted-average exercise price
Outstanding at December 31, 2002	871,703	$4.35
Options granted	4,000	$10.40
Options exercised	(7,000)	($4.00)
Options cancelled	-
Outstanding at March 31, 2003	868,703	$4.38

(c) Warrants:

On March 28, 2002 the Company agreed to issue 300,000 share purchase warrants to an arm’s length U.S.-based consulting firm in connection with a potential debt financing in the United States. The warrants are to have a two-year term and are subject to different pricing (100,000 warrants at US$2.60, 100,000 at US$3.30 and 100,000 at US$4.00). The US$2.60 warrants have vested since the execution in May 2002 of a non-binding letter of intent relating to the proposed financing. The US$3.30 and US$4.00 warrants are to vest only on the successful closing and funding of the proposed financing. A value of $125,000 was assigned to the 100,000 warrants at US$2.60. This value was determined using the Black Scholes Option Pricing model using an interest rate of 5% and a volatility factor of 50%. The $125,000 was credited to the Company’s contributed surplus account at December 31, 2002.

(d) Pro forma net income – fair value based method of accounting for stock options:

The following shows pro forma net income and earnings per common share had we applied the fair-value based method of accounting to stock options issued in the three months ended March 31, 2003 and 2002:

	2003	2002
Net earnings ( in 000’s)
As reported	$ 4,186	$ 3,150
Less fair value of stock options to employees	(71)	(41)
Pro Forma	$ 4,115	$ 3,109

Earnings Per Common Share ($/share)
Basic as Reported	$ 0.46	$ 0.34
Pro Forma	$ 0.45	$ 0.34

Diluted as Reported	$ 0.42	$ 0.34
Pro Forma	$ 0.42	$ 0.34

5. Deferred Financing Charges

Deferred financing charges include costs related to the capital lease, due October 1, 2007. These costs are being amortized over the life of the lease. The amount amortized in the three months ended March 31, 2003 was $7,000 (2002 – NIL).

6. Reconciliation of Earnings per Share Calculations :

Three Months Ended March 31, 2003
	Net Earnings	Weighted Average Shares Outstanding	Per Share
Basic	$4,186,119	9,182,314	$0.46
Options and warrants assumed exercised		1,067,459
Shares assumed purchased		(398,277)
Diluted	$4,186,119	9,851,495	$0.42

7. Hedging Contracts :

In February of 2003 the Company entered into several contracts to deliver 2,000 barrels of oil per day for the period April 1, 2003 and December 31, 2003. The prices and volumes are as follows:

Volumes (in barrels per day)	Price (in US dollars)
1,000	US$29.60
250	US$29.71
250	US$29.50
500	US$29.80

SUMMARY CONSOLIDATED FINANCIAL DATA

The following table presents a summary of our consolidated statement of operations derived from our financial statements for the three months ended March 31, 2003 and 2002. The monetary amounts in the table are based on Canadian GAAP. All data presented below should be read in conjunction with the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and accompanying notes included elsewhere in this Form 10-QSB.

Consolidated statements of operations data:

(In thousand’s, except per share data)
	Three Months Ended March 31
	2003	2002
	(Unaudited)	(Unaudited)
	C$	C$
Revenue	$ 22,002	$ 5,598

Royalties, net of ARTC	4,935	809
Production expenses	3,009	1,718
General and administrative expenses	722	246
Interest on long-term debt	494	208
Amortization of deferred financing charges	240	-
Depreciation, depletion and site restoration	5,410	2,290
	14,810	5,271
Earnings from operations	$ 7,192	$ 326
Net earnings for the period ***	$ 4,186	$ 3,150
Basic earnings per share	$ 0.46	$ 0.34

*** includes a gain on redemption of preferred shares of $2.9 million in the three months ended March 31, 2002.

The following table indicates a summary of our consolidated balance sheets as of March 31, 2003 and December 31, 2002. The monetary amounts in the table are based on Canadian GAAP.

Consolidated balance sheet data:

(In thousand’s)
	March 31	December 31
	2003	2002
	(Unaudited)
	C$	C$
Cash	$ 1	$ 108
Accounts receivable and prepaids	20,344	7,971
Capital assets	81,254	94,354
Total assets	101,718	102,717
Total shareholders’ equity	42,877	38,663

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

	March 31	March 31	December 31
	2003	2002	2002
End of period	0.67970	0.62710	0.63416
Average for the three months ended	0.66211	0.62738	N/A
High during the three months ended	0.68570	0.63550	N/A
Low during the three months ended	0.63270	0.61750	N/A

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements, other financial information included in this quarterly report and with management’s discussion and analysis contained in the 2002 Annual Report and Form 10-KSB. The statements that relate to matters that are not historical facts are "forward-looking statements". Words such as "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "will", "should" "could", "may", "predict" and similar expressions are intended to identify forward-looking statements. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference such as those discussed under "Risk factors" and elsewhere, include:

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

The following discussion is to inform you about our financial conditions, liquidity and capital resources as of March 31, 2003 and December 31, 2002 and the results of operations for the three ended March 31, 2003 and 2002. The information is expressed in Canadian dollars.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Financial Condition, Liquidity and Capital Resources

At March 31, 2003 Enterra’s working capital was a deficit of $17.7 million (December 31, 2002 - $38.0 million). Included as part of current liabilities at March 31, 2003 is bank debt of $24.7 million (December 31, 2002 - $24.4 million). The classification of our bank debt as a current liability is the result of Canadian accounting rules which came into effect January 1, 2002. These rules specify that all borrowings where, among other things, the lender has a right to demand repayment within 12 months (which is the case with our revolving production facility) are to be classified as current liabilities. We are not subject to principal repayments under our banking arrangement. Other than in the event of a default or a breach of covenants, the Company does not expect any principal payments in 2003.

Cash flow from operations for the three months ended March 31, 2003 was $12.7 million (2002 - $2.4 million) for a 423% increase. The 2003 cash flow was higher because of higher production ( 5,178 boe/day in 2003 compared to 2,422 boe/day in 2002), higher prices (up 84% on average) and lower operating costs (both as a percentage of revenue and on a per boe basis).

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

Enterra’s bank debt at March 31, 2003 was $24.7 million (December 31, 2002 - $24.4 million). Our bank debt is used to acquire capital assets and support ongoing operations. At March 31, 2003 Enterra’s bank facility consisted of a line of credit of $26.7 million (December 31, 2002 - $26.7 million) of which $24.7 million was drawn (December 31, 2002 - $24.4 million). Interest on amounts drawn is based on the bank’s prime rate plus 0.25%.

Security is provided by a first charge over all of the Company’s assets. While the loan is repayable on demand, Enterra is not subject to scheduled repayments. The lender has advised the Company that, subject to annual review of the borrowing base and the Company continuing to comply with the terms of the loan agreement, no payments will be required in 2003.

At March 31, 2003 the Company had 9,183,325 common shares outstanding (December 31, 2002 – 9,176,325).

During the quarter the Company sold several non-core properties for net proceeds of $15 million, which were used to reduce our bank debt and to reduce our working capital deficit. Approximately $9.5 million of these proceeds were included in accounts receivable at March 31, 2003. They were collected during the first week of April 2003.

The Company has approximately $39 million in tax pools available at March 31, 2003 (December 31, 2002 - $63 million).

The bank debt to equity ratio at March 31, 2003 was 0.58 to 1 (December 31, 2002 – 0.63 to 1).

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

Capital expenditures for the three months ended March 31, 2003 were $7.2 million (March 31, 2002 - $2.8 million).

The Company drilled 13 (11.0 net) wells in the quarter, resulting in 9 (9.0 net) oil wells and 2 (1.0 net) gas wells, for a success rate of 91% on a net basis.

Proceeds on disposal of oil and gas properties were $15 million during the quarter. These proceeds were applied to reduce bank debt and improve working capital. As mentioned above, approximately $9.5 million of the proceeds were included in accounts receivable at March 31, 2003 and subsequently collected in the days following.

Results of Operations

Gross revenue for the three months ended March 31, 2003 was $22 million (2002 - $5.6 million) for a 293% increase. Production volumes for the three months ended March 31, 2003 were 5,178 boe/day (2002 – 2,422 boe/day) for a 114% increase.

Average oil prices received by Enterra were $48.40 per barrel in the three months ended March 31, 2003 (2002 - $27.57) for an increase of 76%. The Company received an average of $7.27 per mcf for its natural gas production during the three months ended March 31, 2003 (2002 - $3.59) for an increase of 103%. As a result, Enterra’s revenue per boe increased by $21.53 per boe (or 84%) to $47.21 per boe in the first quarter of 2003 (2002 - $25.68).

Royalties for the three months ended March 31, 2003 were $4.9 million (2002 - $0.8 million). As a percentage of oil and gas revenues, royalties were 22% for the three months ended March 31, 2003 (2002 – 14%). This large increase is due to the increased production and the higher commodity prices in effect during the quarter.

Operating expenses for the three months ended March 31, 2003 were $3.0 million (2002 - $1.7 million). On a barrel of oil equivalent basis operating costs for the three months ended March 31, 2003 were $6.46 (2002 - $7.88) for an 18% decrease. The reduction in operating costs will continue over the next quarters as the Company focuses its drilling on a few selected areas, which makes it easier to manage and control costs.

General and administrative expenses for the three months ended March 31, 2003 were $0.7 million (2002 - $0.2 million). On a barrel of oil equivalent basis administrative costs were $1.55 for the three months ended March 31, 2003 (2002 - $1.13) for a 37% increase. The 2003 increase is due mainly to higher payroll costs and additional legal fees incurred in the quarter. As our production increases over time it is expected that the general and administrative expenses will fall back to a level between $1.00 and $1.50 per boe.

Interest expense for the three months ended March 31, 2003 was $0.49 million (2002 - $0.2 million). The increase in interest expense is due to higher debt levels in 2003, including bank debt, capital lease and vendor financing arrangements. Included in interest expense in the three months ended March 31, 2002 is $11,980 (2002 – NIL) of dividends paid to the preferred shareholders.

Depletion and depreciation for the three months ended March 31, 2003 was $5.4 million (2002 - $2.3 million). The increase reflects the higher cost base in our capital assets in 2003. The Company also amortized $0.2 million in deferred financing charges during the quarter (2002 – NIL).

Current and future income tax expense for the three months ended March 31, 2003 were $30,000 and $3.0 million respectively (2002 – $33,000 and $49,000). The 2002 income tax expense was low because the 2002 earnings of $3.1 million included a non-taxable gain on redemption of preferred shares of $2.9 million. This gain was excluded from the 2002 tax calculation as it is not subject to income tax. The future income tax expenses are calculated based on the timing difference of deductions for accounting and tax purposes on petroleum and gas assets.

The Company’s earnings were $4.2 million for the three months ended March 31, 2003 (2002 - $3.1 million) for an increase of 33%. The 2002 earnings include a $2.9 million gain on redemption of preferred shares. Enterra redeemed 6,123,870 of its Series 1 preferred shares with a face redemption price of $5,205,290 for $2.3 million, resulting in a gain of $2.9 million. Without this gain, earnings for the three months ended March 31, 2002 would have been $244,447.

Earnings per share for the three months ended March 31, 2003 were $0.46 (2002 - $0.34). The weighted average number of shares outstanding for the three months ended March 31, 2003 was 9,182,314 (2002 – 9,150,622). Without the gain on redemption of preferred shares, the earnings per share for the three months ended March 31, 2002 would have been $0.03.

The Company had 9,183,325 common shares outstanding at March 31, 2003 (December 31, 2002 - 9,176,325)

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

Share Capital

	Number of common shares	Amount

Balance, December 31, 2002	9,176,325	$ 29,665,075
Issued on exercise of options	7,000	28,000
Balance, March 31, 2003	9,183,325	$ 29,693,075
	Number of Options	Weighted-average exercise price
Outstanding at December 31, 2002	871,703	$4.35
Options granted	4,000	$10.40
Options exercised	(7,000)	($4.00)
Options cancelled	-	-
Outstanding at March 31, 2003	868,703	$4.38

On March 28, 2002 the Company agreed to issue 300,000 share purchase warrants to an arm’s length U.S.-based consulting firm in connection with a potential debt financing in the United States. The warrants are to have a two-year term and are subject to different pricing (100,000 warrants at US$2.60, 100,000 at US$3.30 and 100,000 at US$4.00). The US$2.60 warrants are to vest upon the execution of a non-binding letter of intent relating to the proposed financing. The US$3.30 and US$4.00 warrants are to vest only on the successful closing and funding of the proposed financing. A value of $125,000 was assigned to the 100,000 warrants at US$2.60. This value was determined using the Black Scholes Option Pricing model using an interest rate of 5% and a volatility factor of 50%. The $125,000 was credited to the Company’s contributed surplus account in 2002.

Hedging Contracts

During the first quarter of 2003 the Company entered into several contracts to deliver 2,000 barrels of oil per day for the period April 1, 2003 and December 31, 2003. The prices and volumes are as follows:

Volumes (in barrels per day)	Price (in US dollars)
1,000	US$29.60
250	US$29.71
250	US$29.50
500	US$29.80

New Accounting Pronouncements

In February 2003, the Canadian Institute of Chartered Accountants (CICA) issued Accounting Guideline 14, "Disclosure of Guarantees" (AcG-14). AcG-14 elaborates on the disclosures required with respect to any obligations as a result of issuing guarantees. The disclosure requirements are effective for interim and annual periods beginning on or after January 1, 2003. FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", is the US equivalent of AcG-14. Enterra did not have any guarantees outstanding at December 31, 2002 or March 31, 2003.

Factors That May Affect Future Results

This report may contain forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical or anticipated results, including the following:

We have a working capital deficiency at March 31, 2003; our Credit facilities can be called at any time.

At March 31, 2003, we had a working capital deficiency of $17.7 million, which means our current liabilities exceeded our current assets by that amount. Our credit facilities are all on a demand basis and, although we are not subject to principal repayments under our current banking arrangement, they could be called for repayment at any time. Other than in the event of a default or a breach of covenants, the Company does not expect any principal payments in 2003.

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

The Company uses the "full cost" method of accounting for petroleum and natural gas properties. All costs related to the exploration for and the development of oil and gas reserves are capitalized into a single cost centre representing the Company’s activity which is undertaken exclusively in Canada. Costs capitalized include land acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling productive and non-productive wells. Proceeds from the disposal of properties are applied as a reduction of cost without recognition of a gain or loss except where such disposals would result in a major change in the depletion rate. Capitalized costs are depleted and depreciated using the unit-of-production method based on the estimated gross proven oil and natural gas reserves before royalties as determined by independent engineers. Units of natural gas are converted into barrels of equivalents on a relative energy content basis. Capitalized costs, net of accumulated depletion and depreciation, are limited to estimated future net revenues from proven reserves, based on year-end prices, undiscounted, less estimated future abandonment and site restoration costs, general and administrative expenses, financing costs and income taxes. Estimated future abandonment and site restoration costs are provided for over the life of proven reserves on a unit-of-production basis. The annual charge is included in depletion and depreciation expense and actual abandonment and site restoration costs are charged to the provision as incurred. The amounts recorded for depletion and depreciation and the provision for future abandonment and site restoration costs are based on estimates of proven reserves and future costs. The recoverable value of capital assets is based on a number of factors including the estimated proven reserves and future costs. By their nature, these estimates are subject to measurement uncertainty and the impact on financial statements of future periods could be material.

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

We have not paid any cash dividends on our common stock and do not expect to pay any cash or other dividends in the foreseeable future. We have paid dividends of $11,980 to our preferred shareholders in the quarter ended March 31, 2003. Dividends will be paid to our preferred shareholders at a rate of $0.85 per share (on an annual basis). This dividend will decrease over time as the Company is gradually redeeming these preferred shares. At March 31, 2003 there were 705,135 preferred shares outstanding. The terms of our current banking credit facility prohibit us from declaring and paying dividends except from assets that are in excess of the required amount of security under our credit facility, and Alberta corporate law prohibits the payment of dividends unless stated solvency tests are met. The Company’s banker is aware of the dividends being paid to the preferred shareholders and will allow such payments as long as all our bank covenants are being met.

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

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Luc Chartrand

Luc Chartrand

Chief Financial Officer