Form 10QSB
period 2003-06-30
ENTERRA ENERGY CORP
filed 2003-08-15
CIK 1116377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes _ X__ No____

There were 9,241,836 shares outstanding of the registrant’s Common Stock without par value as of June 30, 2003.

                                        ENTERRA ENERGY CORP.

ENTERRA ENERGY CORP.
Consolidated Balance Sheets
(Expressed in Canadian dollars)
	June 30	December 31
	2003	2002
	(Unaudited)
Assets
Current assets
Cash	$31,732	$108,017
Accounts receivable	9,805,094	7,314,050
Prepaid expenses and deposits	450,189	656,685
	10,287,015	8,078,752

Capital assets	83,066,727	94,354,313
Deferred financing charges (note 5)	81,594	284,040
	$93,435,336	$102,717,105

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$6,405,365	$20,661,005
Income taxes payable	205,571	155,424
Bank indebtedness (note 2)	19,547,500	24,436,640
Current portion of long-term debt (note 3)	795,167	808,917
	26,953,603	46,061,986

Provision for future abandonment and site restoration costs	1,268,188	934,857
Future income tax liability (note 8)	12,750,000	12,070,101
Long term debt (note 3)	3,729,127	4,112,681
Deferred gain	78,474	237,463
Series 1 preferred shares (note 1)	575,685	636,690
	45,355,077	64,053,778

Shareholders’ Equity
Share capital (note 4)	29,930,627	29,665,075
Contributed surplus (note 4)	65,029	65,029
Retained earnings	18,084,603	8,933,223
	48,080,259	38,663,327
Hedging Contracts (note 7)
Subsequent Event (note 9)
	$93,435,336	$102,717,105

Approved on behalf of the Board :
Reg Greenslade	Walter Dawson
Director	Director
See accompanying notes to consolidated financial statements - 3 -
ENTERRA ENERGY CORP.
Consolidated Statements of Earnings and Retained Earnings
Three and Six Months Ended June 30
(Expressed in Canadian dollars)
(Unaudited)
	Three Months June 30, 2003	Three Months June 30, 2002	Six Months June 30, 2003	Six Months June 30, 2002
Revenue
Oil and gas	$18,484,488	$5,051,532	$40,486,859	$10,649,552

Expenses
Royalties, net of ARTC	5,305,946	803,889	10,240,838	1,613,148
Production	3,139,202	1,048,496	6,148,531	2,766,227
General and administrative	842,206	550,169	1,564,781	796,629
Amortization of deferred financing charges	4,800	-	244,535	-
Interest on long-term debt	466,174	228,533	959,895	436,656
Depletion, depreciation and future site restoration	6,027,000	1,800,000	11,437,000	4,090,000
	15,785,328	4,431,087	30,595,580	9,702,660
Earnings before the following	2,699,160	620,445	9,891,279	946,892
Gain on redemption of preferred shares	-	-	-	2,905,290
Earnings before income taxes	2,699,160	620,445	9,891,279	3,852,182
Income taxes :
Current	30,000	33,000	60,000	66,000
Future (recovery) (note 8)	(2,296,101)	189,000	679,899	238,000
	(2,266,101)	222,000	739,899	304,000
Net earnings	4,965,261	398,445	9,151,380	3,548,182

Retained earnings, beginning of period	13,119,342	7,105,559	8,933,223	3,955,822
Retained earnings, end of period	$18,084,603	$7,504,004	$18,084,603	$7,504,004

Earnings per share :
Basic	$ 0.54	$ 0.04	$ 1.00	$0.39
Diluted	$ 0.50	$ 0.04	$ 0.93	$0.39
See accompanying notes to consolidated financial statements

ENTERRA ENERGY CORP.
Consolidated Statements of Cash Flows
Three and Six Months Ended June 30
(Expressed in Canadian dollars)
(Unaudited)	Three Months June 30 2003	Three Months June 30 2002	Six Months June 30 2003	Six Months June 30 2002
Cash provided by (used in) :
Operations
Net earnings	$4,965,261	$398,445	$9,151,380	$3,548,182
Add non-cash items :
Depletion, depreciation and future site restoration	6,027,000	1,800,000	11,437,000	4,090,000
Future income taxes	(2,296,101)	189,000	679,899	238,000
Amortization of deferred gain	(79,172)	(146,929)	(158,989)	(294,853)
Amortization of deferred financing charges	40,491	-	280,226	-
Gain on redemption of preferred shares	-	-	-	(2,905,290)
	8,657,479	2,240,516	21,389,516	4,676,039
Net change in non-cash working capital items :
Accounts receivable	10,103,566	1,050,120	(2,491,044)	244,771
Prepaid expenses and deposits	(14,705)	68,969	206,496	(15,550)
Accounts payable and accrued liabilities	(5,936,493)	(5,362,651)	(14,255,640)	(5,530,108)
Income taxes payable	26,000	(31,990)	50,147	(73,700)
	12,835,847	(2,035,036)	4,899,475	(698,548)

Financing
Bank indebtedness	(5,195,000)	(11,910)	(4,889,140)	2,722,736
Long-term debt	(198,664)	-	(397,304)	-
Deferred financing charges	(3,144)	(383,873)	(77,780)	(622,873)
Issue of common shares, net of issue costs	237,552	10,800	265,552	10,800
Redemption of preferred shares	(23,679)	-	(61,005)	(1,750,000)
	(5,182,935)	(384,983)	(5,159,677)	360,663

Investing
Capital assets additions	(8,265,711)	(2,775,152)	(15,443,770)	(5,573,840)
Proceeds on disposal of property and equipment	643,792	5,225,344	15,630,356	5,957,000
Future abandonment and site restoration costs	(269)	(2,354)	(2,669)	(10,854)
	(7,622,188)	2,447,838	183,917	372,306

Increase (decrease) in cash	30,724	27,819	(76,285)	34,421
Cash, beginning of period	1,008	49,966	108,017	43,364
Cash, end of period	$31,732	$77,785	$31,732	$77,785
During the three and six months ended June 30, 2003 the Company paid respectively $367,306 and $758,575 (2002 - $228,533 and $436,656) of interest on long-term debt

See accompanying notes to consolidated financial statements

Enterra energy corp.

Notes to Consolidated Financial Statements

For the Three and Six Months ended June 30, 2003 and 2002

(Unaudited)

The interim consolidated financial statements of Enterra Energy Corp. (the "Company") have been prepared by management in accordance with Canadian generally accepted accounting principles. The interim consolidated financial statements have been prepared following the same accounting policies and methods used in preparing the consolidated financial statements for the fiscal year ended December 31, 2002, and should be read in conjunction with those statements. The other disclosures below are incremental to those reflected in the annual statements.

1. Series 1 preferred shares

As at June 30, 2003 there were 677,277 (June 30, 2002 – 1,294,466) Series 1 preferred shares outstanding. These shares are non-voting and transferable. These shares are redeemable at any time by the Company or the holders for $0.85 per share. There is no market for these shares and none is expected to develop. A dividend of $11,388 was paid in the second quarter for a total of $23,368 paid on the preferred shares in the first six months of 2003. This amount is included in interest expense because the preferred shares are classified as debt since they are redeemable at the option of the holder.

2. Bank indebtedness

Bank indebtedness represents the outstanding balance under a line of credit of $36,000,000 with the Alberta Treasury Branches. Drawings bear interest at 0.25% above the bank’s prime lending rate. Security is provided by a first charge over all of the Company’s assets. The balance is repayable on demand. While the loan is due on demand, the Company is not subject to scheduled repayments.

3. Long-Term Debt

Assets secured with long-term debt are tangible oil and gas equipment with a cost of $5,217,500. These assets are subject to depletion.
Description	Principal Outstanding	Less Current Portion	Net June 30 2003	Net December 31 2002

Capital lease bearing interest at 8.605%, repayable monthly at $88,802 plus applicable taxes. The lease term is for 60 months, due October 1, 2007, with a purchase option of $1,000,000.	$ 4,414,858	$ 713,440	$ 3,701,418	$ 4,069,139
Capital lease bearing interest at 12.15%, repayable monthly at $4,448 plus applicable taxes. The lease term is 24 months due December 19, 2004 with a purchase option of $100.	67,249	39,540	27,709	43,542
Note payable bearing interest at 8%, repayable monthly at $7,190. The note term is 15 months due December 20, 2003.	42,187	42,187	-	-
	$ 4,524,294	$ 795,167	$ 3,729,127	$ 4,112,681

Share Capital :

(a) Issued :

	Number of common shares	Amount

Balance, December 31, 2002	9,176,325	$ 29,665,075
Issued on exercise of options	65,511	265,552
Balance, June 30, 2003	9,241,836	$ 29,930,627

(b) Options :

	Number of Options	Weighted-average exercise price
Outstanding at December 31, 2002	871,703	$4.35
Options granted	10,000	$13.74
Options exercised	(65,511)	($4.05)
Options cancelled	(3,750)	($4.00)
Outstanding at June 30, 2003	812,442	$4.49

(c) Warrants :

On March 28, 2002 the Company agreed to issue 300,000 share purchase warrants to an arm’s length U.S.-based consulting firm in connection with a potential debt financing in the United States. The warrants are to have a two-year term and are subject to different pricing (100,000 warrants at US$2.60, 100,000 at US$3.30 and 100,000 at US$4.00). The US$2.60 warrants have vested since the execution in May 2002 of a non-binding letter of intent relating to the proposed financing. A value of $125,000 was assigned to the 100,000 warrants at US$2.60. The remaining warrants are to vest only on the successful closing and funding of the proposed financing. This value was determined using the Black Scholes Option Pricing model using an interest rate of 5% and a volatility factor of 50%. The $125,000 was credited to the Company’s contributed surplus account at December 31, 2002.

                                                                           - 7 -

Pro forma net earnings – fair value based method of accounting for stock options:

The following table shows pro forma net earnings and earnings per common share had we applied the fair-value based method of accounting to stock options issued in the three and six months ended June 30, 2003 and 2002:

	2003	2002	2003	2002
	Three months June 30	Three months June 30	Six months June 30	Six months June 30
Net earnings (in 000’s)
As reported	4,965	398	9,151	3,548
Less fair value of stock options to employees	(73)	(47)	(144)	(88)
Pro Forma	4,892	351	9,007	3,460
Earnings Per Common Share ($/share)
Basic as Reported	$0.54	$0.04	$1.00	$0.39
Pro Forma	$0.53	$0.04	$0.98	$0.37
Diluted as Reported	$0.50	$0.04	$0.93	$0.39
Pro Forma	$0.49	$0.04	$0.91	$0.37

Deferred Financing Charges

Deferred financing charges include costs related to the capital lease, due October 1, 2007. These costs are being amortized over the life of the lease. The amounts amortized in the three and six months ended June 30, 2003 were respectively $40,491 and $280,226 (2002 – NIL). Deferred financing charges of $192,846 related to a proposed financing transaction were fully amortized as at March 31, 2003.

Reconciliation of earnings per share calculations:

Three Months Ended June 30, 2003
	Net Earnings	Weighted Average Shares Outstanding	Per Share
Basic	$ 4,965,261	9,205,733	$0.54
Options and warrants assumed exercised		1,008,090
Shares assumed purchased		(297,032)
Diluted	$ 4,965,261	9,916,791	$0.50

Six Months Ended June 30, 2003
	Net Earnings	Weighted Average Shares Outstanding	Per Share
Basic	$ 9,151,380	9,194,089	$1.00
Options and warrants assumed exercised		1,006,652
Shares assumed purchased		(323,384)
Diluted	$ 9,151,380	9,877,357	$0.93

                                                                           - 8 -

Hedging Contracts

In February of 2003 the Company entered into several contracts to deliver 2,000 barrels of oil per day for the period from April 1, 2003 to December 31, 2003. The prices and volumes are as follows:

Volumes (in barrels per day)	Price (in US dollars)
1,000	US$29.60
250	US$29.71
250	US$29.50
500	US$29.80

Income Taxes

The future income tax liability balance has been adjusted as at June 30, 2003 to reflect the recent changes in corporate tax rates. Combined federal and Alberta corporate tax rates are expected to decline from their current level of 42.12% to 34.62% by 2007. As a result of these rate changes the future income tax liability was decreased by $2,675,000 in the quarter ended June 30, 2003 with a corresponding offset recorded as a recovery of future income taxes on the statement of earnings.

Subsequent Event

On August 5, 2003 the Company announced its intention to reorganize into an energy trust structure. The proposed reorganization, subject to shareholder approval, would result in shareholders receiving two trust units for each common share of Enterra. The trust’s policy contemplates a monthly distribution level set at approximately 80% of the trust’s cash flow. An information circular describing the reorganization is expected to be mailed out to shareholders in October 2003. Closing of the reorganization will be subject to finalization and execution of banking and other transaction documentation and to shareholder, court and applicable regulatory approvals. Distributions are expected to begin in January 2004.

                                                                           - 9 -

SUMMARY CONSOLIDATED FINANCIAL DATA

The following table presents a summary of our consolidated statement of operations derived from our financial statements for the three and six months ended June 30, 2003 and 2002. The monetary amounts in the table are based on Canadian GAAP. All data presented below should be read in conjunction with the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and accompanying notes included elsewhere in this Form 10-QSB.

Consolidated statements of operations data:

(In thousand’s, except per share data)
	Three Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30	Six Months Ended June 30
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	C$	C$	C$	C$
Revenue	$ 18,484	$5,052	$ 40,487	$ 10,650

Royalties, net of ARTC	5,306	804	10,241	1,613
Production expenses	3,139	1,049	6,149	2,766
General and administrative expenses	842	550	1,565	797
Interest on long-term debt	466	229	960	437
Amortization of deferred financing charges	5	-	244	-
Depreciation, depletion and site restoration	6,027	1,800	11,437	4,090
	15,785	4,432	30,596	9,703
Earnings from operations	$ 2,699	$620	$ 9,891	$ 947
Net earnings for the period ***	$ 4,965	$ 398	$ 9,151	$ 3,852
Basic earnings per share	$0.54	$0.04	$ 1.00	$ 0.39

*** includes a gain on redemption of preferred shares of $2.9 million in the three months ended March 31,

2002 and a future income tax recovery of $2.7 million in the three months ended June 30, 2003.

The following table indicates a summary of our consolidated balance sheets as of June 30, 2003 and December 31, 2002. The monetary amounts in the table are based on Canadian GAAP.

Consolidated balance sheet data:

(In thousand’s)
	June 30	December 31
	2003	2002
	(Unaudited)
	C$	C$
Cash	$ 32	$ 108
Accounts receivable and prepaids	10,255	7,971
Capital assets	83,067	94,354
Total assets	94,435	102,717
Total shareholders’ equity	48,080	38,663

                                                                                         - 10 -

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

	June 30	June 30	March 31	March 31	Dec 31
	2003	2002	2003	2002	2002
End of period	0.74270	0.65870	0.67970	0.62710	0.63416
Average for the three months ended	0.71609	0.64368	0.66211	0.62738	N/A
High during the three months ended	0.75120	0.66530	0.68570	0.63550	N/A
Low during the three months ended	0.66900	0.62390	0.63270	0.61750	N/A
Average for the six months ended	0.68925	0.63557	N/A	N/A	N/A
High during the six months ended	0.75120	0.66530	N/A	N/A	N/A
Low during the six months ended	0.63270	0.61750	N/A	N/A	N/A

                                                                                        - 11 -

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

The following discussion is to inform you about our financial conditions, liquidity and capital resources as of June 30, 2003 and December 31, 2002 and the results of operations for the three and six months ended June 30, 2003 and 2002. The information is expressed in Canadian dollars.

Cash flow, expressed before changes in non-cash working capital, is used by the Company to measure and evaluate operating performance and liquidity. Earnings from operations, which is calculated before income taxes and before gains or losses on disposal of assets, is used by the Company to measure and evaluate operating performance. Cash flow and earnings from operations do not have any standardized meaning prescribed by the Canadian Generally Accepted Accounting Principles ("GAAP") and therefore may not be comparable with the calculation of similar measures for other companies.

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

Financial Condition, Liquidity and Capital Resources

At June 30, 2003 Enterra’s working capital was a deficit of $16.7 million (December 31, 2002 - $38.0 million). Included as part of current liabilities at June 30, 2003 is bank debt of $19.5 million (December 31, 2002 - $24.4 million). The classification of our bank debt as a current liability is the result of Canadian accounting rules which came into effect January 1, 2002. These rules specify that all borrowings where, among other things, the lender has a right to demand repayment within 12 months (which is the case with our revolving production facility) are to be classified as current liabilities. We are not subject to principal repayments under our banking arrangement. Other than in the event of a default or a breach of covenants, the Company does not expect any principal payments in 2003.

Cash flow from operations for the three months ended June 30, 2003 was $8.7 million (2002 - $2.2 million) for a 286% increase. Cash flow from operations for the six months ended June 30, 2003 was $21.4 million (2002 - $4.7 million) for a 357% increase. The 2003 cash flow was higher because of higher production ( 5,002 boe/day average production for the three months ended June 30, 2003 compared to 1,881 boe/day in 2002 and 5,090 boe/day average production for the six months ended June 30, 2003 compared to 2,150 boe/day in 2002), higher prices (up 38% for the three months ended June 30, 2003 and 81% for the six months ended June 30, 2002) .

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

Enterra’s bank debt at June 30, 2003 was $19.5 million (December 31, 2002 - $24.4 million). Our bank debt is used to acquire capital assets and support ongoing operations. At June 30, 2003 Enterra’s bank facility consisted of a line of credit of $36 million (December 31, 2002 - $26.7 million) of which $19.5 million was drawn (December 31, 2002 - $24.4 million). Interest on amounts drawn is based on the bank’s prime rate plus 0.25%.

Security is provided by a first charge over all of the Company’s assets. While the loan is repayable on demand, Enterra is not subject to scheduled repayments. The lender has advised the Company that, subject to annual review of the borrowing base and the Company continuing to comply with the terms of the loan agreement, no payments will be required in 2003.

At June 30, 2003 the Company had 9,241,836 common shares outstanding (December 31, 2002 – 9,176,325).

During the first six months of 2003 the Company sold several non-core properties for net proceeds of $15.6 million, which were used to reduce our bank debt and to reduce our working capital deficit.

The Company has approximately $45 million in tax pools available at June 30, 2003 (December 31, 2002 - $63 million).

The bank debt to equity ratio at June 30, 2003 was 0.41 to 1 (December 31, 2002 – 0.63 to 1).

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

Capital expenditures for the three and six months ended March 31, 2003 were $8.3 million and $15.4 million respectively (June 30, 2002 - $2.8 million and $5.6 million).

The Company drilled 13 wells in the quarter and one well in the second quarter, resulting in 9 (9.0 net) oil wells and 3 (1.5 net) gas wells, for a success rate of 91% on a net basis.

Proceeds on disposal of oil and gas properties were $15.6 million during the first six months of 2003. These proceeds were applied to reduce bank debt and improve working capital.

Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements, other financial information included in this quarterly report and with management’s discussion and analysis contained in the 2002 Annual Report. The following discussion is to inform you about our financial conditions, liquidity and capital resources as of June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002.

Earnings were $5.0 million for the three months ended June 30, 2003 (2002 - $398,000) for an increase of 1,146%. Earnings for the six months ended June 30, 2003 were $9.2 million (2002 - $3.5 million) for a 158% increase. The 2002 earnings include a $2.9 million gain on redemption of preferred shares. Enterra redeemed 6,123,870 of its Series 1 preferred shares with a face redemption price of $5,205,290 for $2.3 million, resulting in a gain of $2.9 million. Without this gain, earnings for the six months ended June 30, 2002 would have been $643,000. The 2003 earnings include a $2.7 million future income tax adjustment. Without this adjustment, earnings for the three and six months ended June 30, 2003 would have been respectively $2.3 million and $6.5 million.

Earnings per share for the three months ended June 30, 2003 were $0.54 (2002 - $0.04) and $1.00 for the six months ended June 30, 2003 (2002 - $0.39). Cash flow per share for the three months ended June 30, 2003 was $0.94 (2002 - $0.24) and $2.32 for the six months ended June 30, 2003 (2002 - $0.51). The weighted average number of shares outstanding for the three months ended June 30, 2003 was 9,205,733 and six months ended June 30, 2003 was 9,194,089 (2002 – 9,150,622 for three months and six months). Without the gain on redemption of preferred shares, the earnings per share for the six months ended June 30, 2002 would have been $0.07. Without the future income tax adjustment in 2003, the earnings per share for the three and six months ended June 30, 2003 would have been $0.25 and $0.70 respectively.

Cash flow from operations for the three months ended June 30, 2003 was $8.7 million (2002 - $2.2 million) for a 290% increase. Cash flow from operations for the six months ended June 30, 2003 was $21.4 million (2002 - $4.7 million) for a 355% increase. The 2003 cash flow increased due to higher production volumes, stronger commodity prices and lower operating costs in 2003 compared to 2002.

Production volumes for the three months ended June 30, 2003 were 5,002 boe/day (2002 – 1,881 boe/day) for a 166% increase. Production volumes for the six months ended June 30, 2003 were 5,090 boe/day (2002 – 2,150 boe/day) for a 137% increase. The development of the Clair property is the main reason behind the higher production volumes.

Average oil prices increased by 46% during the first half of 2003 and average gas prices increased by 96% over the same period compared to their respective 2002 levels. The Company received an average of $43.90 per barrel for its oil production during the six months ended June 30, 2003, compared with $29.98 in 2002. The Company received an average of $7.59 per mcf for its natural gas production during the six months ended June 30, 2003, compared with $3.71 in 2002. As a result, Enterra’s revenue per boe increased by $16.58 (or 61%) per boe in the first half of 2003 compared to 2002.

Royalties for the three months ended June 30, 2003 were $5.3 million (2002 - $0.8 million) and $10.2 million for the six months ended June 30, 2003 (2002 - $1.6 million). As a percentage of oil and gas revenues, royalties were 29% for the three months ended June 30, 2003 (2002 – 16%) and 25% for the six months ended June 30, 2003 (2002 – 15%). The increase in royalties is due to higher commodity prices and a decrease, as a percentage of royalties, of the Alberta Royalty Tax Credit.

Operating expenses for the three months ended June 30, 2003 were $3.1 million (2002 - $1.0 million) and $6.1 million for the six months ended June 30, 2003 (2002 - $2.8 million). On a barrel of oil equivalent basis, operating costs for the three months ended June 30, 2003 were $6.90 (2002 - $6.12) and $6.67 for the six months ended June 30, 2003 (2002 - $7.11). Operating costs are expected to decrease over the next quarters with the construction of a pipeline to transport oil from the Clair property. This pipeline connection will significantly reduce operating costs by eliminating trucking and terminal charges. The pipeline is scheduled to be in operation before the end of the third quarter.

General and administrative expenses for the three months ended June 30, 2003 were $0.8 million (2002 - $0.6 million) and $1.6 million for the six months ended June 30, 2003 (2002 - $0.8 million). On a barrel of oil equivalent basis, administrative costs were $1.85 for the three months ended June 30, 2003 (2002 - $3.21) and $1.70 for the six months ended June 30, 2003 (2002 - $2.05). The Company’s goal is to keep general and administrative expenses at a level between $1.00 and $1.50 per boe for 2003.

Interest expense for the three months ended June 30, 2003 was $0.47 million (2002 - $0.23 million) and $0.96 million for the six months ended June 30, 2003 (2002 - $0.44 million). The increase in interest expense is due to higher debt levels in 2003, including bank debt, capital leases and vendor financing arrangements. Included in interest expense in the three and six months ended June 30, 2003 were respectively $11,388 and $23,368 (2002 – NIL) of dividends paid to the preferred shareholders.

Depletion and depreciation for the three months ended June 30, 2003 was $6.0 million (2002 - $1.8 million) and $11.4 million for the six months ended June 30, 2003 (2002 - $4.1 million). The increase reflects the higher cost base of our capital assets in 2003 and increased production volumes. The Company also amortized $0.3 million in deferred financing charges during the six months ended June 30, 2003 (2002 – NIL) related to a proposed financing transaction. These costs were fully amortized by March 31, 2003.

Current income tax expense for the three months ended June 30, 2003 was $30,000 (2002 - $33,000) and future income tax for the three months ended June 30, 2003 was a $2.3 million recovery (2002 – $189,000). The same categories for the six months ended June 30, 2003 are $60 thousand and $0.68 million (2002 - $66,000 and $238,000). The 2002 income tax expense was low because the 2003 earnings of $3.9 million included a non-taxable gain on redemption of preferred shares of $2.9 million. This gain was excluded from the 2002 tax calculation as it is not subject to income tax. The 2003 future income tax expense includes a $2.7 million adjustment to reflect the reduction in corporate income tax rates from 42.12% in 2003 to 34.62% by 2007. The future income tax liability balance has been adjusted as at June 30, 2003 to reflect the recent changes in corporate tax rates. Combined federal and Alberta corporate tax rates are expected to decline from their current level of 42.12% to 34.62% by 2007. As a result of these rate changes the future income tax liability was decreased by $2,675,000 in the quarter ended June 30, 2003 with a corresponding offset recorded as a recovery of future income taxes on the statement of earnings. For reporting under US GAAP the tax rate adjustment will not be recorded in the financial statements until such time as the income tax legislation is formally into law.

The Company had 9,241,836 common shares outstanding at June 30, 2003 (December 31, 2002 - 9,150,622).

Liquidity and capital resources

Enterra’s bank facility consists of a line of credit of $36 million (December 31, 2002 - $26.7 million) of which $19.5 million was drawn (December 31, 2002 - $24.4 million). Interest on amounts drawn is based on the bank’s prime rate plus 0.25%.

In the second quarter of 2003, the Company sold some non-core properties for proceeds of $0.6 million, which combined with the first quarter dispositions results in net proceeds for the first six months of 2003 of $15.6 million. Proceeds from this sale were used to reduce bank debt and to fund ongoing capital requirements.

The Company is not currently taxable and has approximately $45 million in tax pools available at June 30, 2003 (December 31, 2002 - $63 million).

Capital expenditures for the three months period ended June 30, 2003 were $8.3 million (June 30, 2002 - $2.8 million). Capital expenditures for the six months ended June 30, 2003 were $15.4 million (June 30, 2002 - $5.6 million). The Company drilled 13 well in the first quarter and 1 well in the second quarter resulting in nine oil wells (9.0 net) and three gas wells (1.5 net) for a success ratio of 91% on a net basis. Drilling activity is typically at its lowest level in the second quarter because of spring breakup when movement of heavy equipment such as drilling rigs is restricted due to potential damage to the roads as the ground thaws. As a result, drilling of new wells was minimal during the second quarter. The Company focused instead on setting up the waterflood program at Clair and upgrading equipment and pumps at its Sounding Lake property. The Company expects to resume its drilling activity in the next two quarters of 2003 by focusing its efforts in the Clair and Sylvan Lake areas.

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

Share Capital

	Number of common shares	Amount

Balance, December 31, 2002	9,176,325	$ 29,665,075
Issued on exercise of options	65,511	265,552
Balance, June 30, 2003	9,241,836	$ 29,930,627
	Number of Options	Weighted-average exercise price
Outstanding at December 31, 2002	871,703	$4.35
Options granted	10,000	$13.74
Options exercised	(65,511)	($4.05)
Options cancelled	(3,750)	($4.00)
Outstanding at June 30, 2003	812,442	$4.49

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

New Accounting Pronouncements

In February 2003, the Canadian Institute of Chartered Accountants (CICA) issued Accounting Guideline 14, "Disclosure of Guarantees" (AcG-14). AcG-14 elaborates on the disclosures required with respect to any obligations as a result of issuing guarantees. The disclosure requirements are effective for interim and annual periods beginning on or after January 1, 2003. FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", is the US equivalent of AcG-14. Enterra did not have any guarantees outstanding at December 31, 2002 or June 30, 2003.

Factors That May Affect Future Results

This report may contain forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical or anticipated results, including the following:

We have a working capital deficiency at June 30, 2003; our Credit facilities can be called at any time.

At June 30, 2003, we had a working capital deficiency of $16.7 million, which means our current liabilities exceeded our current assets by that amount. Our credit facilities are all on a demand basis and, although we are not subject to principal repayments under our current banking arrangement, they could be called for repayment at any time. Other than in the event of a default or a breach of covenants, the Company does not expect any principal payments in 2003.

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

We have not paid any cash dividends on our common stock and do not expect to pay any cash or other dividends in the foreseeable future. We have paid dividends of $11,380 to our preferred shareholders in the quarter ended June 30, 2003 and $23,368 for the six months ended June 30, 2003. Dividends will be paid to our preferred shareholders at a rate of $0.85 per share (on an annual basis). This dividend will decrease over time as the Company is gradually redeeming these preferred shares. At June 30, 2003 there were 677,277 preferred shares outstanding. The terms of our current banking credit facility prohibit us from declaring and paying dividends except from assets that are in excess of the required amount of security under our credit facility, and Alberta corporate law prohibits the payment of dividends unless stated solvency tests are met. The Company’s banker is aware of the dividends being paid to the preferred shareholders and will allow such payments as long as all our bank covenants are being met.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

31.1	Certification of Chief Executive Officer (Section 302 certification)
31.2	Certification of Chief Financial Officer (Section 302 certification)
32	Certification of Periodic FInancial Report (Section 906 Certification)

Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2003

Enterra Energy Corp.

/s/ Luc Chartrand

Luc Chartrand

Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)